Form 10-Q
period 2005-06-30
BEC Funding II, LLC
filed 2005-08-02
CIK 1307495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

Part I - Financial Information
Item 1.  Financial Statements

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Operations
(Unaudited)

	Three months ended June 30, 2005	For the period from March 1, 2005 (Date of operation) to June 30, 2005
Operating revenues:
Transition charge revenues	$40,768	$54,291
Interest income	2,812,669	3,749,897
Total operating revenues	2,853,437	3,804,188

Operating expenses:
Administrative expenses	40,768	54,291
Interest charges:
Amortization of debt issuance costs	156,974	209,299
Interest expense	2,647,873	3,530,498
Total operating expenses	2,804,847	3,739,797

Income before income taxes	7,822	10,100
Income taxes	3,068	3,962
Net income	$4,754 =======	$6,138 ======

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Balance Sheet
(Unaudited)

		June 30,
		2005
Assets
Current assets:
Restricted cash		$1,327,500
Interest receivable		21,042
Interest receivable - affiliate		3,530,498
Transition property receivable due in one year		22,424,475
Total current assets		27,303,515

Other assets:
Long-term transition property receivable		230,040,958
Unamortized debt issuance costs	$2,480,841
Less: accumulated amortization	(209,299)	2,271,542
Total assets		$259,616,015 =========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt		$25,973,295
Income tax payable - affiliate		3,962
Total current liabilities		25,977,257

Long-term debt, less portion due in one year		232,312,500
Commitments and contingencies
Member's equity		1,326,258
Total liabilities and member's equity		$259,616,015 =========

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity

(Unaudited)

	Three Months Ended June 30	Period from March 1, 2005, (date of operation) to June 30, 2005

Balance at the beginning of the period	$1,328,884	$-

Initial member's contributions	-	1,327,500

Add: Net income	4,754	6,138

Deduct: Dividends declared	(7,380)	(7,380)

Balance at the end of period	$1,326,258 ========	$1,326,258 =========

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period from March 1, 2005 (Date of operation) to June 30, 2005
(Unaudited)

Cash flows from operating activities:
Net income		$6,138

Add back: non cash items -
Amortization of debt issuance costs		209,299
Changes in current assets and liabilities
Transition property receivable from Boston Edison Company		(209,299)
Interest receivable		(21,042)
Income taxes payable - affiliate		3,962
Net cash used in operating activities		(10,942)

Cash flows from investing activities:
Change in transition property receivable from
Boston Edison Company		(255,786,632)
Increase in restricted cash		(1,327,500)
Net cash used in investing activities		(257,114,132)

Cash flows from financing activities:
Issuance of notes to trust		265,500,000
Debt payments		(7,214,205)
Debt issuance costs		(2,480,841)
Member contribution		1,327,500
Dividend paid		(7,380)
Net cash provided by financing activities		257,125,074

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- =========

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

C)   Related Parties

BEC Funding II, LLC does not have any employees, but Boston Edison, through NSTAR Electric and Gas Co. (an affiliate), provides administrative services and office space pursuant to an administration agreement.  BEC Funding II, LLC pays Boston Edison an annual administrative fee of $29,522.  Services are provided to BEC Funding II, LLC from Boston Edison in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Boston Edison also acts as servicer of transition property pursuant to a contract with BEC Funding II, LLC. BEC Funding II, LLC pays Boston Edison an annual servicing fee of $132,750.   As of June 30, 2005, transition property receivable, due from Boston Edison, amounted to $252,465,433.

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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of BEC Funding II, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Boston Edison's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The June 2005 RTC charge was 0.3256 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, BEC Funding II, LLC has granted to the note trustee a security interest in all of BEC Funding II, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, BEC Funding II, LLC’s servicer, Boston Edison, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 41 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of BEC Funding II, LLC.  The total remittances by Boston Edison for the period March 1, 2005 (Date of operation) to June 30, 2005 was $10,732,841.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $7,214,205.

The transition property sold to BEC Funding II, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at June 30, 2005 of $1,327,500.  BEC Funding II, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

Member’s Equity

On March 1, 2005, Boston Edison provided $1,327,500 as a member contribution to BEC Funding II, LLC.  This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674,500,000 on March 1, 2005.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, BEC Funding II, LLC remitted net proceeds of $263,578,825 to Boston Edison in exchange for the transition property.  For both the three months ended June 30, 2005 and the period from March 1, 2005 (Date of operation) to June 30, 2005, Boston Edison has remitted $10,732,841 to BEC Funding II, LLC for RTC charges collected.  As of March 31, 2005, Boston Edison had not remitted any funds to BEC Funding II, LLC for RTC charges collected.  Boston Edison remits funds based on the average day outstanding for accounts receivable.  For Boston Edison, the average days outstanding approximates 41 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding II, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits in proportion to the aggregate principal amount of the notes.  As of June 30, 2005, BEC Funding II, LLC was in compliance with such covenants.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Part II - Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 5.   Other Information

BEC Funding II, LLC has included as exhibits to this report on Form 10-Q the following information in respect of the notes and the certificates: April 2005, May 2005 and June 2005 Monthly Servicer Certificates.

Item 6.   Exhibits

a)	The following designated exhibits are filed herewith:
	Exhibit	1.1	-	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	3.1	-	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

		3.2		Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	Exhibit	4.1	-	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.2	-	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.3	-	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	10.1	-	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

		10.2	-	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.3	-	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.4	-	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.5	-	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	31.1	-	Rule 13a-14 Certifications (filed herewith)

		31.1	-	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	-	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit	32	-	Section 1350 Certifications (filed herewith)

		32.1	-	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	-	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit	99.1	-	April 2005 Monthly Servicer Certificate (filed herewith)

		99.2	-	May 2005 Monthly Servicer Certificate (filed herewith)

		99.3	-	June 2005 Monthly Servicer Certificate (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEC Funding II, LLC
(Registrant)

Date: August 2, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer