Form 10-Q
period 2005-09-30
BEC Funding II, LLC
filed 2005-11-08
CIK 1307495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Part I - Financial Information
Item 1.  Financial Statements

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Operations
(Unaudited)

	Three months ended September 30, 2005	For the period from March 1, 2005 (Date of operation) to September 30, 2005
Operating revenues:
Transition charge revenues	$41,068	$95,359
Interest income	2,766,538	6,516,435
Total operating revenues	2,807,606	6,611,794

Operating expenses:
Administrative expenses	41,068	95,359

Interest charges:
Amortization of debt issuance costs	156,975	366,274
Interest expense	2,600,023	6,130,521
Total interest charges	2,756,998	6,496,795

Income before income taxes	9,540	19,640
Income taxes	3,742	7,704
Net income	$5,798 =======	$11,936 ======

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Balance Sheet
(Unaudited)

		September 30,
		2005
Assets
Current assets:
Restricted cash		$1,327,500
Interest receivable		31,159
Interest receivable - affiliate		422,883
Transition property receivable due in one year		32,146,375
Total current assets		33,927,917

Other assets:
Long-term transition property receivable		213,164,890
Unamortized debt issuance costs	$2,480,841
Less: accumulated amortization	(366,274)	2,114,567
Total assets		$249,207,374 ========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt		$32,597,111
Income tax payable - affiliate		7,704
Total current liabilities		32,604,815

Long-term debt, less portion due in one year		215,279,457
Commitments and contingencies
Member's equity		1,323,102
Total liabilities and member's equity		$249,207,374 ========

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity

(Unaudited)

	Three Months Ended September 30	Period from March 1, 2005, (date of operation) to September30, 2005

Balance at the beginning of the period	$1,326,258	$ -

Initial member's contributions	-	1,327,500

Add: Net income	5,798	11,936

Deduct: Dividends declared	(8,954)	(16,334)

Balance at the end of period	$1,323,102 ========	$ 1,323,102 =========

The accompanying notes are an integral part of the unaudited financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period from March 1, 2005 (Date of operation) to September 30, 2005
(Unaudited)

Cash flows from operating activities:
Net income		$11,936

Add back: non cash items -
Amortization of debt issuance costs		366,274
Changes in current assets and liabilities
Transition property receivable from Boston Edison Company		(366,274)
Interest receivable		(31,159)
Income taxes payable - affiliate		7,704
Net cash used in operating activities		(11,519)

Cash flows from investing activities:
Change in transition property receivable from
Boston Edison Company		(245,367,874)
Increase in restricted cash		(1,327,500)
Net cash used in investing activities		(246,695,374)

Cash flows from financing activities:
Issuance of notes to trust		265,500,000
Debt payments		(17,623,432)
Debt issuance costs		(2,480,841)
Member contribution		1,327,500
Dividend paid		(16,334)
Net cash provided by financing activities		246,706,893

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- =========

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

On March 1, 2005, the Trust issued $674.5 million of rate reduction certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC, a wholly-owned subsidiary of Commonwealth Electric Company.  Commonwealth Electric Company is also a subsidiary of NSTAR.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes, to the Trust.

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

C)   Related Parties

BEC Funding II, LLC does not have any employees, but Boston Edison, through NSTAR Electric and Gas Co. (an affiliate), provides administrative services and office space pursuant to an administration agreement.  BEC Funding II, LLC pays Boston Edison an annual administrative fee of $29,522.  Services are provided to BEC Funding II, LLC from Boston Edison in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Boston Edison also acts as servicer of transition property pursuant to a contract with BEC Funding II, LLC. BEC Funding II, LLC pays Boston Edison an annual servicing fee of $132,750.   As of September 30, 2005, transition property receivable, due from Boston Edison, amounted to $245,311,265.

D)   Long-Term Debt

On March 1, 2005, the Trust issued $674.5 million of Rate Reduction Certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.    BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes.  BEC Funding II, LLC issued its notes in exchange for the net proceeds from the sale of $265.5 million of the certificates.  Each class of BEC Funding II, LLC notes and CEC Funding, LLC notes has the same interest rate, scheduled final distribution date and final maturity date as the related class of certificates issued by the Trust.  Taken together, the BEC Funding II, LLC notes and CEC Funding, LLC notes corresponding to a class of certificates have the same aggregate principal amount and expected amortization schedule as the related class of certificates.  The notes and certificates consist of four classes.  The four classes of notes issued by BEC Funding II, LLC, have the following initial principal amounts, bear the interest rates and have the scheduled maturity and final maturity dates as set forth in the table below.

Class	Principal Amount	Interest Rate	Scheduled Maturity Date	Final Maturity Date

A-1	$ 42,997,000	3.40%	9/15/06	9/15/08
A-2	60,978,000	3.78%	9/15/08	9/15/10
A-3	104,619,000	4.13%	9/15/11	9/13/13
A-4	56,906,000	4.40%	3/15/13	3/15/15
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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of BEC Funding II, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Boston Edison's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The September 2005 RTC charge was 0.3256 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, BEC Funding II, LLC has granted to the note trustee a security interest in all of BEC Funding II, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, BEC Funding II, LLC’s servicer, Boston Edison, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 41 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of BEC Funding II, LLC.  The total remittances by Boston Edison for the period March 1, 2005 (Date of operation) to September 30, 2005 was $23,743,273.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $17,623,432.

The transition property sold to BEC Funding II, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at September 30, 2005 of $1,327,500.  BEC Funding II, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

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

BEC Funding II, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property and issuing notes secured by the transition property.  The transition property is a property right created under Massachusetts law that includes the right to access and collect a non-bypassable charge, called an RTC charge, from customers of Boston Edison.  The acquisition of such transition property was accomplished by BEC Funding II, LLC issuing $265.5 million of notes to Massachusetts RRB Special Purpose Trust 2005-1 on March 1, 2005.  The notes were issued under an indenture between BEC Funding II, LLC and the Bank of New York, as note trustee (the "Note Trustee").

The financial statements present BEC Funding II, LLC's results of operations and its financial condition as it operated as a subsidiary of Boston Edison.  The financial statements presented may not be indicative of the results that would have been achieved had BEC Funding II, LLC operated as an unaffiliated entity.

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674.5 million on March 1, 2005.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, BEC Funding II, LLC remitted net proceeds of $263,578,825 to Boston Edison in exchange for the transition property.  For both the three months ended September 30, 2005 and the period from March 1, 2005 (Date of operation) to September 30, 2005, Boston Edison has remitted $13,010,432 and $23,742,273 respectively to BEC Funding II, LLC for RTC charges collected.  Boston Edison remits funds based on the average day outstanding for accounts receivable.  For Boston Edison, the average days outstanding approximates 41 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding II, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits in proportion to the aggregate principal amount of the notes.  As of September 30, 2005, BEC Funding II, LLC was in compliance with such covenants.

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

Item 5.   Other Information

BEC Funding II, LLC has included as exhibits to this report on Form 10-Q the following information in respect of the notes and the certificates: July 2005, August 2005 and September 2005 Monthly Servicer Certificates.

Item 6.   Exhibits

a)	The following designated exhibits are filed herewith:
	Exhibit	1.1	-	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	3.1	-	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

		3.2		Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	Exhibit	4.1	-	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.2	-	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.3	-	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	10.1	-	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

		10.2	-	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.3	-	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.4	-	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.5	-	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	31.1	-	Rule 13a-14 Certifications (filed herewith)

		31.1	-	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	-	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit	32	-	Section 1350 Certifications (filed herewith)

		32.1	-	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	-	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit	99.1	-	July 2005 Monthly Servicer Certificate (filed herewith)

		99.2	-	August 2005 Monthly Servicer Certificate (filed herewith)

		99.3	-	September 2005 Monthly Servicer Certificate (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEC Funding II, LLC
(Registrant)

Date: November 4, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer