Form 10-K
period 2005-12-31
BEC Funding II, LLC
filed 2006-03-01
CIK 1307495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	333-120164

BEC FUNDING II, LLC
(Exact name of registrant as specified in its charter)

Delaware	16-1708847
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
One NSTAR Way, Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)
(781) 441-8900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]	Yes	[ X ]	No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]	Yes	[ X ]	No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]	Yes	[ ]	No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[ ]	Yes	[ X ]	No

     The Company is an asset-backed issuer and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
None

BEC FUNDING II, LLC

FORM 10-K ANNUAL REPORT - DECEMBER 31, 2005

	Part I	Page

Item 1.	Business	1
Item 2.	Properties	2
Item 3.	Legal Proceedings	2

	Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	2
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 8.	Financial Statements and Supplementary Data	4
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	14

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	14

Signatures		17

	Important Investor Information

Forms 10-K, 10-Q and 8-K reports and other information of BEC Funding II, LLC filed with the Securities and Exchange Commission (SEC) may be accessed on the SEC's website at www.sec.gov.  Reports filed wit the SEC may also be obtained by writing or calling BEC Funding II, LLC at the address or phone number on the cover of this Form 10-K.

BEC FUNDING II, LLC

Form 10-K Annual Report - December 31, 2005

Part I

Item 1.   Business

BEC Funding II, LLC is a special purpose, single member limited liability company. Boston Edison Company (Boston Edison), a provider of electric distribution and transmission services, is a wholly owned subsidiary of NSTAR, and owns all of the outstanding membership interests of BEC Funding II, LLC.

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

On March 1, 2005, the Trust issued $674.5 million of rate reduction certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC, a wholly-owned subsidiary of Commonwealth Electric Company.  Commonwealth Electric Company is also a wholly-owned subsidiary of NSTAR.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes, to the Trust.

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

Both its own organizational documents and debt covenants relating to the Acquisition Indebtedness restrict BEC Funding II, LLC's business activities to holding and servicing the transition property and issuing the notes and related activities.  The organizational documents and documentation related to the Acquisition Indebtedness also require BEC Funding II, LLC to be operated in a manner intended to reduce the risk that it would be consolidated into Boston Edison's bankruptcy estate if Boston Edison ever became a debtor in a bankruptcy case.

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

Item 2.   Properties

BEC Funding II, LLC has no physical property.  Its primary asset is the transition property as described above.

Item 3.   Legal Proceedings

None

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public market for equity securities of BEC Funding II, LLC.  It is a wholly owned subsidiary of Boston Edison Company.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

For the period October 13, 2004 (date of inception) to December 31, 2005

BEC Funding II, LLC is a special purpose, limited liability company. Boston Edison Company ("Boston Edison"), a provider of electric distribution services, is a wholly owned subsidiary of NSTAR and owns all of the outstanding membership interests.  BEC Funding II, LLC had no activities in the period October 13, 2004 through February 28, 2005.

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

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674.5 million on March 1, 2005.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC, an affiliated subsidiary company.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, BEC Funding II, LLC remitted net proceeds of $263,578,825 to Boston Edison in exchange for the transition property.  For the three months ended December 31, 2005 and the period from March 1, 2005 (Date of operation) to December 31, 2005, Boston Edison remitted $12,762,912 and $36,506,184, respectively, to BEC Funding II, LLC for RTC charges collected.  Boston Edison remits funds based on the average day outstanding for accounts receivable.  For Boston Edison, the average days outstanding approximates 41 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding II, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits in proportion to the aggregate principal amount of the notes.  As of December 31, 2005, BEC Funding II, LLC was in compliance with such covenants.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

BEC Funding II, LLC has exposure to credit risk for its transition property receivable from Boston Edison.  Failure of Boston Edison's customers to remit RTC charges or failure of Boston Edison to remit collected RTC charges to BEC Funding II, LLC could have a material adverse affect on the ability of BEC Funding II, LLC to service its debt.  Neither the notes issued by BEC Funding II, LLC to the Massachusetts RRB Special Purpose Trust 2005-1 nor the transition property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Boston Edison or any of its affiliates, except for BEC Funding II, LLC.  BEC Funding II, LLC is legally separate from Boston Edison.  The assets and revenues of BEC Funding II, LLC, including, without limitation, the transition property, are not available to creditors of Boston Edison or NSTAR.

Item 8.   Financial Statements and Supplementary Data

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Operations
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Operating revenues:
Transition charge revenues	$136,171
Interest income	9,222,124
Total operating revenues	9,358,295

Operating expenses:
Administrative expenses	136,171

Interest charges:
Amortization of debt issuance costs	523,248
Interest expense	8,667,819
Total interest charges	9,191,067

Income before income taxes	31,057
Income taxes	12,267
Net income	$18,790 =======

The accompanying notes are an integral part of the financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Balance Sheet
December 31, 2005

Assets
Current assets:
Restricted cash	$1,327,500
Interest receivable	53,525
Interest receivable - Parent Company	2,960,180
Transition property receivable due in one year	19,279,890
Total current assets	23,621,095

Other assets:
Long-term transition property receivable	213,321,864
Unamortized debt discount	1,957,594
Total assets	$238,900,553 =========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt	$22,289,535
Income tax payable - Parent Company	12,267
Total current liabilities	22,301,802

Long-term debt, less portion due in one year	215,279,457
Commitments and contingencies
Member's equity	1,319,294
Total liabilities and member's equity	$238,900,553 =========

The accompanying notes are an integral part of the consolidated financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Balance at the beginning of the period	$-

Initial member's contributions	1,327,500

Add: Net income	18,790

Deduct: Dividends declared	(26,996)

Balance at the end of period	$1,319,294 =======

The accompanying notes are an integral part of the consolidated financial statements.

BEC Funding II, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Operating activities:
Net income		$18,790
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs		523,248
Changes in current assets and liabilities:
Transition property receivable from Boston Edison Company		(523,248)
Interest receivable		(53,525)
Income taxes payable - affiliate		12,267
Net cash used in operating activities		(22,468)

Investing activities:
Change in transition property receivable from
Boston Edison Company		(235,038,686)
Increase in restricted cash		(1,327,500)
Net cash used in investing activities		(236,366,186)

Financing activities:
Issuance of notes to trust		265,500,000
Debt payments		(27,931,008)
Debt issuance costs		(2,480,842)
Member contribution		1,327,500
Dividend paid		(26,996)
Net cash provided by financing activities		236,388,654

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

A)   Overview

Nature of Business

BEC Funding II, LLC is a special purpose, limited liability company. Boston Edison Company (Boston Edison), a provider of electric distribution and transmission services, is a wholly owned subsidiary of NSTAR, and owns all of the outstanding membership interests of BEC Funding II, LLC.

BEC Funding II, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding II, LLC acquired from Boston Edison.  The purchase price of the transition property has been paid from proceeds of indebtedness secured by the transition property and other collateral (the "Acquisition Indebtedness").  Transition property is the right to recover transition costs pursuant to a non-bypassable reimbursable transition cost ("RTC") charge as authorized by a financing order of the Commonwealth of Massachusetts Department of Telecommunications and Energy (the "MDTE") pursuant to certain provisions of the Massachusetts "Electric Industry Restructuring Act."  The assets of BEC Funding II, LLC consist primarily of transition property acquired from Boston Edison and other collateral for the Acquisition Indebtedness.  For accounting purposes, the transition property purchased from Boston Edison is reflected on the balance sheet as transition property receivable.  The liabilities of BEC Funding II, LLC consist primarily of notes issued and sold to the Massachusetts RRB Special Purpose Trust 2005-1 (the Trust) in exchange for the net proceeds from the issuance of certificates by the Trust to the investing public.

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

C)   Related Parties

BEC Funding II, LLC does not have any employees, but Boston Edison, through NSTAR Electric & Gas Corporation (an affiliate), provides administrative services and office space pursuant to an administration agreement.  BEC Funding II, LLC pays Boston Edison an annual administrative fee of $29,522.  Services are provided to BEC Funding II, LLC from Boston Edison in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Boston Edison also acts as servicer of transition property pursuant to a contract with BEC Funding II, LLC. BEC Funding II, LLC pays Boston Edison an annual servicing fee of $132,750.  As of December 31, 2005, transition property receivable, due from Boston Edison, is $232,601,754.

D)   Long-Term Debt

On March 1, 2005, the Trust issued $674.5 million of Rate Reduction Certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.   BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes.  BEC Funding II, LLC issued its notes in exchange for the net proceeds from the sale of $265.5 million of the certificates.  Each class of BEC Funding II, LLC notes and CEC Funding, LLC notes has the same interest rate, scheduled final distribution date and final maturity date as the related class of certificates issued by the Trust.  Taken together, the BEC Funding II, LLC notes and CEC Funding, LLC notes corresponding to a class of certificates, have the same aggregate principal amount and expected amortization schedule as the related class of certificates.  The notes and certificates consist of four classes.  The four classes of notes issued by BEC Funding II, LLC, have the following initial principal amounts, bear the interest rates and have the scheduled maturity and final maturity dates as set forth in the table below.

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

Long-term debt redemptions due during the years ended December 31st in each of the next five years are scheduled as follows:

2006	$22,289,535
2007	32,229,170
2008	33,408,131
2009	33,144,139
2010	33,211,267
Thereafter	83,286,750
Total	$237,568,992 ========

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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of BEC Funding II, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Boston Edison's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The 2005 RTC charge was 0.3256 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, BEC Funding II, LLC has granted to the note trustee a security interest in all of BEC Funding II, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, BEC Funding II, LLC's servicer, Boston Edison, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 41 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of BEC Funding II, LLC.  The total remittances by Boston Edison for the period March 1, 2005 (Date of operation) to December 31, 2005 was $36,506,184.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $27,931,008.

The transition property sold to BEC Funding II, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at December 31, 2005 of $1,327,500.  BEC Funding II, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

Member's Equity

On March 1, 2005, Boston Edison provided $1,327,500 as a member contribution to BEC Funding II, LLC.  This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BEC Funding II, LLC:

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of BEC Funding II, LLC at December 31, 2005, and the results of its operations and its cash flows for the period March 1, 2005 (date of operations) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers, LLC

/s/ PRICEWATERHOUSECOOPERS, LLC

Boston, Massachusetts
February 28, 2006

Item 9.   Changes In and Disagreements with Accountants on Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 9B. Other Information

None

Item 15. Financial Statement Schedules and Exhibits

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Statement of Operations for the period March 1, 2005 (Date of Operations) to
December 31, 2005		4

Balance Sheet as of December 31, 2005		5

Statement of Changes in Member's Equity For the period March 1, 2005 (Date of
Operations) to December 31, 2005		6

Statement of Cash Flows For the period March 1, 2005 (Date of Operations) to
December 31, 2005		7

Notes to Financial Statements		8

Report of Independent Registered Public Accounting Firm		13

2.	Financial Statement Schedules:

None

3.	Exhibits

Refer to the exhibits listing beginning below.

Exhibit	1	Underwriting agreement

Exhibit	1.1	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

Exhibit	3	(i) Articles of incorporation (ii) By-laws

Exhibit	3.1	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	3.2	Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

Exhibit	4	Instruments defining the rights of security holders, including indentures

Exhibit	4.1	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	4.2	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	4.3	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

Exhibit	10	Material contracts

Exhibit	10.1	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

	10.2	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.3	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.4	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.5	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)
Exhibit	31	Rule 13a-15/15d - 15(e) Certifications (filed herewith)

	31.1	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	Section 1350 Certifications (filed herewith)

	32.1	Certification of Chief Executive Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer of BEC Funding II, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	Additional Exhibits

	99.1	March 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (March 2005) File No. 333-120164)

	99.2	April 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)

	99.3	May 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)

	99.4	June 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)

	99.5	July 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)

	99.6	August 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)

	99.7	September 2005 Monthly Servicer Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)

	99.8	October 2005 Monthly Servicer Certificate (filed herewith)

	99.9	November 2005 Monthly Servicer Certificate (filed herewith)

	99.10	December 2005 Monthly Servicer Certificate (filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEC Funding II, LLC
(Registrant)

Date: February 27, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of February 2006.

/s/ THOMAS J. MAY	Chairman of Management Committee, President
Thomas J. May	and Chief Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President / Strategy, Law and Policy,
Douglas S. Horan	Clerk and General Counsel and Director

/s/ JAMES J. JUDGE	Senior Vice President and Treasurer
James J. Judge	Chief Financial Officer and Director

Director
Bernard J. Angelo

Director
Frank B. Bilotta